Form 10-K
period 2003-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES BLS-1
filed 2004-01-26
CIK 1139349

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            -------------------------

     For the fiscal year ended:                   Commission file number:
          DECEMBER 31, 2003                            333-64767-02

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES BLS-1)
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          13-3891329
       (State or other                                  (I. R. S. Employer
       jurisdiction of                                  Identification No.)
       incorporation)

   WORLD FINANCIAL CENTER,                                     10080
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

ITEM 14.          CONTROLS AND PROCEDURES.

                  Not Applicable.

PART IV.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM
                  8K.

                  Trustee's report in respect of the June 1, 2003 distribution to holders of the PreferredPlus Trust Series BLS-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 12, 2003.

                  Trustee's report in respect of the December 1, 2003 distribution to holders of the PreferredPlus Trust Series BLS-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 3, 2003.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        MERRILL LYNCH DEPOSITOR, INC.

                  Date: 1/23/04               By: /s/ Barry Finkelstein
                                              Name: Barry Finkelstein
                                              Title: President

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

Date: 1/23/04

/s/ Barry N. Finkelstein
Barry N. Finkelstein
Chief Executive Officer